Form 10QSB
period 2000-03-31
ULTIMATE VENTURES IV INC
filed 2000-06-08
CIK 1107660

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.









                   ULTIMATE VENTURES IV, INC.
     (Exact name of registrant as specified in its charter)







Nevada                000-29681                  Applied For
(State of             (Commission           (I.R.S. Employer
organization)         File Number)       Identification No.)

3675 Pecos-McLeod, Suite 1400, Las Vegas, NV 89121
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 866-2500

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 5,000,000 shares of common stock issued and outstanding as of June 7, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB filed with the SEC on May 10, 2000. The description of the current plan of operation is incorporated by reference to Section 2 of it's amended Form 10-SB.

                           Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            March 31, 2000.
                   ULTIMATE VENTURES IV, INC.
                          BALANCE SHEET


                                      March 31,        February 16,
                                     2000              20
                                                       00
                                     (Unaudited)

ASSETS                                    $     -          $    -


LIABILITIES                                     -                 -

CAPITAL
Subscription of Stock Receivable         ( 5,000)          (5,000)
Common Stock, $.001 par value;
50,000,000 shares
authorized, 5,000,000 shares issued         5,000             5,000
and outstanding
Total Capital                                   -                 -

TOTAL CAPITAL AND LIABILITIES             $     -            $    -
















The accompanying note is an integral part of the financial statement.

                              - 2 -
                   ULTIMATE VENTURES IV, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2000




NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)    Basis of Presentation
          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          For further information, refer to the financial statements and footnotes included in Form 10-SB as of February 16, 2000.

          b) Ultimate Ventures IV, Inc. was incorporated under the laws of Nevada on February 16, 2000. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.


















                              - 3 -

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation, are attached to the Company's Form 10-SB, filed on February 24, 2000. These exhibits are incorporated by reference to that Form.

b) The exhibits, consisting of the Company's Bylaws, are attached to the Company's Form 10-SB, filed on February 24, 2000. These exhibits are incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Ultimate Ventures IV, Inc.



                           By: /s/ Douglas Ansell
                              Douglas Ansell, President